Form 10-K/A
period 2006-12-31
Carrington Mortgage Loan Trust, Series 2006-NC1
filed 2007-04-12
CIK 1350665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-K/A
                                 Amendment No.1


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


  This Form 10-K/A contains additional disclosure relating to New Century Mortgage Corporation under "Recent Developments Relating to New Century Mortgage Corporation" under Item 1117.

  The assessment of compliance with servicing criteria of New Century Mortgage Corporation that is attached to this Form 10-K/A as Exhibit 33(a) has been revised from the assessment of compliance that was filed with the initial Form 10-K filed by the registrant with the Securities and Exchange Commission on April 2, 2007. Specifically, the paragraph 5 of the assessment of compliance and Appendices A, B and C were revised.

  Additionally, this Form 10-K/A contains the assessment of compliance with servicing criteria and related attestation report, attached as Exhibits 33(d) and 34(d), respectively, required by Regulation AB for certain affiliates of Assurant Inc. (collectively, "Assurant"), the vendor that was hired by New Century for certain escrow servicing activities related to servicing criteria applicable to New Century.

  Item 1122 of this Form 10-K/A includes disclosure relating to the omission of the attestation report required by Regulation AB for Union Bank of California, N.A., a vendor that was hired by New Century for certain loxbock-related functions applicable to servicing criteria 1122(d)(2)(i) and 1122(d)(4)(iv).

  The statement of compliance required by Item 1123 of Regulation AB of New Century Mortgage Corporation that is attached to this Form 10-K/A as Exhibit 35 has been revised from the statement of compliance that was filed with the initial Form 10-K filed by the registrant with the Securities and Exchange Commission on April 2, 2007.



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


Recent Developments Relating to New Century Mortgage Corporation

On April 2, 2007, New Century Mortgage Corporation ("New Century") and certain other of the Registrant's affiliates (the "Debtors") filed voluntary petitions (the "Bankruptcy Filings") for reorganization (the "Reorganization Cases") under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Reorganization Cases are being jointly administered by the Honorable Kevin J. Carey under the caption "In re New Century TRS Holdings, Inc., et al., Case No. 07-10416." The Debtors will continue to operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Further, on April 2, 2007, New Century Financial Corporation ("NCFC") and New Century, which is NCFC's indirect wholly-owned subsidiary, entered into an Asset Purchase Agreement (the "Servicing Assets Agreement") with Carrington Capital Management, LLC (in which NCFC holds an ownership interest) and its affiliate (collectively, "Carrington") for the sale of its servicing assets and servicing platform to Carrington for approximately $139 million. The consummation of the transaction is subject to approval by the Bankruptcy Court, which will oversee an "overbid" process to give other potential buyers an opportunity to submit higher and better offers, and other customary closing conditions.



  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.


            Omitted in accordance with Instruction to Item 1119 of Regulation AB.


  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.


  Wells Fargo Bank, N.A., as Trustee, Deutsche Bank National Trust Company, as Custodian, New Century Mortgage Corporation, as Servicer and certain affiliates of Assurant Inc. (collectively, "Assurant"), as Sub-Contractor for New Century Mortgage Corporation (collectively, the "Servicing Parties") have each been identified by the Registrant as parties participating in the servicing function with respect to the pool assets held by the Issuing Entity. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a "Report on Assessment"), which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of Wells Fargo Bank, N.A., as Trustee, Deutsche Bank National Trust Company, as Custodian, and Assurant, as Sub-Contractor for New Century Mortgage Corporation has provided an attestation report (each, an "Attestation Report") by one or more registered public accounting firms, which reports are also attached as exhibits to this Form 10-K.

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

  (Subsequent to the filing of the Registrant's Initial Form 10-K, New Century's accounting firm provided a report which disclaims an opinion with respect to New Century's compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB, which is attached hereto as Exhibit 34(c).)

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


  In addition, New Century provided the following disclosure for inclusion in this Form 10-K/A:

  "Subsequent to the filing of [New Century's] initial Form 10-K, [New Century's] accounting firm provided a report which disclaims an opinion with respect to New Century's compliance with the servicing criteria set forth in
  Item 1122(d) of Regulation AB.

  In its report, the accounting firm noted that the Audit Committee of New Century's parent corporation, New Century Financial Corporation, has initiated an independent investigation into the issues giving rise to New Century Financial Corporation's need to restate its 2006 interim financial statements, as well as the issues pertaining to New Century Financial Corporation's valuation of residual interests in securitizations in 2006 and prior periods. This investigation has not yet been completed and, accordingly, the accounting firm stated that it was not able to perform procedures necessary to complete its examination of New Century's compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB for loans serviced by New Century that were included in publicly issued mortgage-backed security transactions issued on or after January 1, 2006. The accounting firm further noted that had it been able to perform procedures necessary to complete its examination, additional instances of material noncompliance with the applicable servicing criteria may have been identified.

  Because of the restriction on the scope of the accounting firm's examination discussed in the preceding paragraph, the accounting firm concluded that the scope of its work was not sufficient to enable it to express, and it did not express, an opinion on whether New Century is in compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB."


  This report on Form 10-K/A omits the Item 1122 attestation report required by Regulation AB for Union Bank of California, N.A. ("Union Bank"), the vendor that was hired by New Century for the initial processing of cash receipts at the lockbox that is applicable to servicing criteria 1122(d)(2)(i) and 1122(d)(4)(iv).


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

Servicing criteria 1122(d)(1)(ii)
The Servicer did not have adequate policies and procedures in place to monitor the material servicing activities outsourced to third parties performing the initial processing of cash reciepts at the lockbox.

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


 Items of Material Non Compliance

 Servicing criteria 1122(d)(1)(ii)

  The Servicer did not have adequate policies and procedures in place to monitor the material servicing activities outsourced to the third party performing the initial processing of cash receipts at the lockbox.

 Servicing criteria 1122(d)(1)(iv)

 The Servicer did not maintain adequate fidelity bond coverage.

 Servicing criteria 1122(d)(2)(vii)(B)

  The Servicer did not complete bank account reconciliations within the time required.

 Servicing criteria 1122(d)(4) (vi)

  The Servicer did not review and approve changes to the terms or status of an obligor's pool asset as required by the respective transaction agreements and related pool asset documents.

 Servicing criteria 1122(d)(4) (vii)

 The Servicer did not:

* Initiate, conduct and conclude loss mitigation or recovery actions within time frames or other requirements of the respective transaction agreements;

* Execute forbearance plans as required by the respective transaction agreements;

* Execute pre-foreclosure sales or short payoffs resulting from the acceptance of funds in an amount that is less than the total borrower indebtedness as required by the respective transaction agreements; and

*   Execute foreclosures as required by the respective transaction agreements.

 Failure to receive reports required bv Item 1122 of Regulation AB

  The Servicer did not receive an Assessment of Compliance or an accompanying Attestation Report required by Item 1122(d) of Regulation AB from Union Bank of California, N.A., the vendor responsible for the initial processing of cash receipts at the lockbox, which is applicable to servicing criteria 1122(d)(2)(i) and 1122(d)(4)(iv).

  KPMG LLP, the Servicer's independent registered public accounting firm, has not completed its examination of the Servicer's compliance with the applicable servicing criteria set forth in Item 1122( d) of Regulation AB as of and for the year ended December 31, 2006. KPMG LLP's report dated April 4, 2007 on the Servicer's compliance with such servicing criteria disclaims an Opinion.


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


      a) New Century Mortgage Corporation, as Servicer <F1>
      b) Deutsche Bank National Trust Company, as Custodian <F1>
      c) Wells Fargo Bank, N.A., as Trustee <F1>
      d) Assurant Inc., as Sub-Servicer for New Century Mortgage Corporation <F1>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Deutsche Bank National Trust Company, as Custodian <F1>
      b) Wells Fargo Bank, N.A., as Trustee <F1>
      c) New Century Mortgage Corporation, as Servicer <F1>, <F4>
      d) Assurant Inc., as Sub-Servicer for New Century Mortgage Corporation <F1>


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

  <F4> This report of New Century's accounting firm disclaims an opinion with respect to New Century's compliance with the criteria set forth in Item 1122(d) of Regulation AB.



                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    Stanwich Asset Acceptance Company, L.L.C.
    (Depositor)

    /s/ Bruce M. Rose
    Bruce M. Rose, President

    Date: April 12, 2007




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



      a) New Century Mortgage Corporation, as Servicer
      b) Deutsche Bank National Trust Company, as Custodian
      c) Wells Fargo Bank, N.A., as Trustee
      d) Assurant Inc., as Sub-Servicer for New Century Mortgage Corporation


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Deutsche Bank National Trust Company, as Custodian
      b) Wells Fargo Bank, N.A., as Trustee
      c) New Century Mortgage Corporation, as Servicer
      d) Assurant Inc., as Sub-Servicer for New Century Mortgage Corporation


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

5. KPMG LLP, the Servicer's independent registered public accounting firm, has not completed its examination of the Servicer's compliance with the applicable servicing criteria set forth in Appendix A hereto as of and for the year ended December 31, 2006. KPMG LLP's report dated April 4, 2007 on the Servicer's compliance with such servicing criteria disclaims an opinion.

April 4, 2007

New Century Mortgage Corporation

By: /s/ Kevin Cloyd
Name:  Kevin Cloyd
Title: Executive Vice President


(page)



                                                               APPENDIX A
---------------------------------------------------------------- ----------------------------------- -------------------------------
                                                                                                                  INAPPLICABLE
                                                                           APPLICABLE                             SERVICING
                             SERVICING CRITERIA                        SERVICING CRITERIA                         CRITERIA
-------------------------------------------------------------------------------------------------- ---------------------------------
-------------------------------------------------------------------------------- ---------------- ---------------- -----------------
   Reference                      Criteria                                     Performed by       Performed by    NOT performed by
                                                                  Performed     Vendor(s) for   Subservicer(s) or
                                                                   Directly       which New       Vendor(s) for   New Century or by
                                                                      by       Century is the   which New Century subservicer(s) or
                                                                 New Century     Responsible        is Not the    vendor(s) retained
                                                                                    Party       Responsible Party   by New Century
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
                       General Servicing Considerations
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(1)(i)   Policies and procedures are instituted to             X
                monitor any performance or other triggers and
                events of default in accordance with the
                transaction agreements.
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(1)(ii)  If any material servicing activities are
                outsourced to third parties, policies and             X
                procedures are instituted to monitor the third
                party's performance and compliance with such
                servicing activities.
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(1)(iii) Any requirements in the transaction agreements                                                            X
                to maintain a back-up servicer for the mortgage
                loans are maintained.
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(1)(iv)  A fidelity bond and errors and omissions policy
                is in effect on the party participating in the        X
                servicing function throughout the reporting
                period in the amount of coverage required by and
                otherwise in accordance with the terms of the
                transaction agreements.
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
                      Cash Collection and Administration
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(2)(i)   Payments on mortgage loans are deposited into
                the appropriate custodial bank accounts and           X((1))                      X((1))
                related bank clearing accounts no more than two
                business days following receipt, or such other
                number of days specified in the transaction
                agreements.
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(2)(ii)  Disbursements made via wire transfer on behalf        X
                of an obligor or to an investor are made only by
                authorized personnel.
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(2)(iii) Advances of funds or guarantees regarding
                collections, cash flows or distributions, and         X
                any interest or other fees charged for such
                advances, are made, reviewed and approved as
                specified in the transaction agreements.
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(2)(iv)  The related accounts for the transaction, such
                as cash reserve accounts or accounts established      X
                as a form of overcollateralization, are
                separately maintained (e.g., with respect to
                commingling of cash) as set forth in the
                transaction agreements.
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(2)(v)   Each custodial account is maintained at a
                federally insured depository institution as set
                forth in the transaction agreements. For              X
                purposes of this criterion, "federally insured
                depository institution" with respect to a
                foreign financial institution means a foreign
                financial institution that meets the
                requirements of Rule 13k-1(b)(1) of the
                Securities Exchange Act.
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(2)(vi)  Unissued checks are safeguarded so as to prevent
                unauthorized access.                                  X
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(2)(vii) Reconciliations are prepared on a monthly basis for all asset-backed securities related bank
                accounts, including custodial accounts and
                related bank clearing accounts. These
                reconciliations are (A) mathematically accurate;      X
                (B) prepared within 30 calendar days after the
                bank statement cutoff date, or such other number
                of days specified in the transaction agreements;
                (C) reviewed and approved by someone other than
                the person who prepared the reconciliation; and
                (D) contain explanations for reconciling items.
                These reconciling items are resolved within 90
                calendar days of their original identification,
                or such other number of days specified in the
                transaction agreements.
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
                     Investor Remittances and Reporting
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(3)(i)   Reports to investors, including those to be
                filed with the Commission, are maintained in
                accordance with the transaction agreements and
                applicable Commission requirements.
                Specifically, such reports (A) are prepared in
                accordance with timeframes and other terms set        X                                                   X((2))
                forth in the transaction agreements; (B) provide
                information calculated in accordance with the
                terms specified in the transaction agreements;
                (C) are filed with the Commission as required by
                its rules and regulations; and (D) agree with
                investors' or the trustee's records as to the
                total unpaid principal balance and number of
                mortgage loans serviced by the Servicer.
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(3)(ii)  Amounts due to investors are allocated and                                                                X
                remitted in accordance with timeframes,
                distribution priority and other terms set forth
                in the transaction agreements.
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
                Disbursements made to an investor are posted
                within two business days to the Servicer's
                investor records, or such other number of days                                                            X
1122(d)(3)(iii) specified in the transaction agreements.
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
                Amounts remitted to investors per the investor
                reports agree with cancelled checks, or other                                                             X
1122(d)(3)(iv)  form of payment, or custodial bank statements.
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
                          Pool Asset Administration
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(4)(i)   Collateral or security on mortgage loans is                                                               X
                maintained as required by the transaction
                agreements or related mortgage loan documents.
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(4)(ii)  Mortgage loan and related documents are                                                                   X
                safeguarded as required by the transaction
                agreements
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(4)(iii) Any additions, removals or substitutions to the
                asset pool are made, reviewed and approved in         X
                accordance with any conditions or requirements
                in the transaction agreements.
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(4)(iv)  Payments on mortgage loans, including any
                payoffs, made in accordance with the related
                mortgage loan documents are posted to the
                Servicer's obligor records maintained no more         X((3))                      X((3))
                than two business days after receipt, or such
                other number of days specified in the
                transaction agreements, and allocated to
                principal, interest or other items (e.g.,
                escrow) in accordance with the related mortgage
                loan documents.
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(4)(v)   The Servicer's records regarding the mortgage
                loans agree with the Servicer's records with          X
                respect to an obligor's unpaid principal balance.
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(4)(vi)  Changes with respect to the terms or status of an obligor's mortgage loans (e.g., loan
                modifications or re-agings) are made, reviewed        X
                and approved by authorized personnel in
                accordance with the transaction agreements and
                related pool asset documents.
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(4)(vii) Loss mitigation or recovery actions (e.g.,
                forbearance plans, modifications and deeds in
                lieu of foreclosure, foreclosures and                 X
                repossessions, as applicable) are initiated,
                conducted and concluded in accordance with the
                timeframes or other requirements established by
                the transaction agreements.
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(4)(viii)Records documenting collection efforts are
                maintained during the period a mortgage loan is
                delinquent in accordance with the transaction
                agreements. Such records are maintained on at
                least a monthly basis, or such other period           X
                specified in the transaction agreements, and
                describe the entity's activities in monitoring
                delinquent mortgage loans including, for
                example, phone calls, letters and payment
                rescheduling plans in cases where delinquency is
                deemed temporary (e.g., illness or unemployment).
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(4)(ix)  Adjustments to interest rates or rates of return
                for mortgage loans with variable rates are            X
                computed based on the related mortgage loan
                documents.
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(4)(x)   Regarding any funds held in trust for an obligor
                (such as escrow accounts): (A) such funds are
                analyzed, in accordance with the obligor's
                mortgage loan documents, on at least an annual
                basis, or such other period specified in the          X
                transaction agreements; (B) interest on such
                funds is paid, or credited, to obligors in
                accordance with applicable mortgage loan
                documents and state laws; and (C) such funds are
                returned to the obligor within 30 calendar days
                of full repayment of the related mortgage loans,
                or such other number of days specified in the
                transaction agreements.
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(4)(xi)  Payments made on behalf of an obligor (such as                                    X
                tax or insurance payments) are made on or before
                the related penalty or expiration dates, as
                indicated on the appropriate bills or notices
                for such payments, provided that such support
                has been received by the Servicer at least 30
                calendar days prior to these dates, or such
                other number of days specified in the
                transaction agreements.
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(4)(xii) Any late payment penalties in connection with                                     X
                any payment to be made on behalf of an obligor
                are paid from the Servicer's funds and not
                charged to the obligor, unless the late payment
                was due to the obligor's error or omission.
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
                Disbursements made on behalf of an obligor are
                posted within two business days to the obligor's      X((4))                      X((4))
                records maintained by the Servicer, or such
                other number of days specified in the
1122(d)(4)(xiii)transaction agreements.
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(4)(xiv) Delinquencies, charge-offs and uncollectible          X
                accounts are recognized and recorded in
                accordance with the transaction agreements.
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
                Any external enhancement or other support,
                identified in Item 1114(a)(1) through (3) or
                Item 1115 of Regulation AB, is maintained as set                                                          X
1122(d)(4)(xv)  forth in the transaction agreements.
----------------------------------------------------------------------------------------------- ------------------------------------


(1) 1122(d)(2)(i) is performed directly by New Century only as it relates to the recording and application of borrowers payments.
    The initial processing of cash receipts at the lockbox was performed by a vendor that did not provide an Item 1122 attestation report.

(2) 1122(d)(3)(1)(C) is not performed directly by New Century and the servicer obtained an assertion of management and an accompanying Item 1122 attestation report from the party performing such activities.

(3) 1122(d)(4)(iv) is performed directly by New Century only as it relates to the recording and application of borrower payments.
    The initial processing of cash receipts at the lockbox was performed by a vendor that elected not to provide an Item 1122 attestation report.

(4) 1122(d)(4)(xiii) is performed directly by New Century only as it relates to processing of insurance payments. Tax payments are processed by a vendor for which the Company has obtained an Item 1122 attestation report from the vendor performing such activities.




(page)



APPENDIX B

TRANSACTIONS IDENTIFIED ON PLATFORM

Transaction Name                Closing Date

CMLT 2006-NC1                   February 18, 2006
NCHET 2006-S1                   February 27, 2006
NCHET 2006-1                    March 30, 2006
CMLT 2006-NC2                   June 21, 2006
NCHET 2006-Alt 1                June 22, 2006
NCHET 2006-2                    June 29, 2006
CMLT 2006-NC3                   August 10, 2006
CMLT 2006-NC4                   September 28, 2006
CMLT 2006-NC5                   December 19, 2006




(page)


APPENDIX C


1. New Century (the "Servicer") has identified the following noncompliance with servicing criteria 1122(d)(1)(ii), 1122(d)(1)(iv), 1122(d)(2)(vii)(B),
1122(d)(4)(vi) and 1122(d)(4)(vii) applicable to the Platform during the year ended December 31, 2006 as follows:

Servicing criteria 1122(d)(1)(ii)
The Servicer did not have adequate policies and procedures in place to monitor the material servicing activities outsourced to the third party performing the initial processing of cash receipts at the lockbox.

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

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE




EX-33 (d)
REPORT ON ASSESSMENT OF COMPLIANCE WITH
SECTION 1122(d)(2)(vi) and SECTION 1122(d)(4)(xi) of REGULATION AB SERVICING CRITERIA


American Security Insurance Company, Standard Guaranty Insurance Company and Safeco Financial Institution Solutions, Inc. (affiliates of Assurant Inc., collectively the "Asserting Party") is responsible for assessing compliance as of December 31, 2006 and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Period") with the servicing criteria set forth in
Section 1122(d)(2)(vi), Section 1122(d)(4)(xi) and Section 1122(d)(4)(xii) of Title 17, Section 229.1122(d) of the Code of Federal Regulations, which the Asserting Party has concluded are applicable to the insurance escrow servicing activities it performs with respect to all mortgage loan-tracking transactions covered by this report. The transactions covered by this report include all mortgage loan-tracking transactions for which the Asserting Party served as a Vendor on behalf of Servicers for such asset-backed securities transactions that were registered after January 1, 2006 with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform"). The scope of the Asserting Party assertions excludes Section 1122(d)(4)(xii) of Title 17,
Section 229.1122(d) of the Code of Federal Regulations, which relates to servicing activities that are performed by the Asserting Party with respect to the Platform, but are not reported on herein.

The Asserting Party has assessed its compliance with Section 1122(d)(2)(vi) and
Section 1122(d)(4)(xi) ("the Applicable Servicing Criteria") for the Reporting Period and has concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria for the Reporting Period with respect to the Platform taken as a whole. The Asserting Party used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the Applicable Servicing Criteria.

The Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria for the Reporting Period.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on the assessment of compliance with the Applicable Servicing Criteria as of and for the Reporting Period ending December 31, 2006 as set forth in this assertion.

American Security Insurance Company
Standard Guaranty Insurance Company
Safeco Financial Institution Solutions, Inc.


By: /s/ John Frobose
John Frobose
Senior Vice President

Date: February 23, 2007





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

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007






EX-34 (c)
(logo)

KPMG LLP
Suite 700
600 Anton Boulevard
Costa Mesa, CA 92626-7651





Report of Independent Registered Public Accounting Firm



 The Board of Directors
 New Century Mortgage Corporation,
 a wholly owned subsidiary of New Century Financial Corporation:


  We were engaged to examine New Century Mortgage Corporation's (the Company) compliance with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's (SEC) Regulation AB, to the extent applicable for the Company as set forth in Appendix A to Management's Certification Regarding Compliance with Applicable Servicing Criteria (Management's Assessment), as of and for the year ended December 31, 2006, for loans serviced by the Company that were included in publicly issued mortgage-backed security transactions issued on or after January 1, 2006 (the Platform). We were not engaged to examine the Company's compliance with servicing criteria 1122(d)(1)(iii), 1122(d)(3)(i)(C), 1122(d)(3)(ii)-(iv),
  1122(d)(4)(i)-(ii), 1122(d)(4)(xi)-(xii), and 1122(d)(4)(xv), and servicing criteria 1122(d)(2)(i) and 1122(d)(4)(iv) only as they relate to the initial processing of cash receipts at the lockbox, which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the year ended December 31, 2006. Appendix B to Management's Assessment identifies the individual mortgage-backed security transactions defined by management as constituting the Platform. Management is responsible for the Company's compliance with the aforementioned servicing criteria.

  Management has identified the following instances of material noncompliance with the applicable servicing criteria set forth in Item 1122( d) of the SEC' s Regulation AB as of and for the year ended December 31, 2006, for loans serviced by the Company that were included in publicly issued mortgage-backed security transactions issued on or after January 1,2006:

* Servicing criteria 1122(d)(1)(ii). The Company did not have adequate policies and procedures in place to monitor the material servicing activities outsourced to the third party performing the initial processing of cash receipts at the lockbox.

* Servicing criteria 1122(d)(1)(iv). The Company did not maintain adequate fidelity bond coverage.

* Servicing criteria 1122(d)(2)(vii)(B). The Company did not complete bank account reconciliations within the time required.

* Servicing criteria 1122(d)(4)(vi). The Company did not review and approve changes to the terms or status of an obligor's pool asset as required by the respective transaction agreements and related pool asset documents.

*  Servicing criteria 1122(d)(4)(vii). The Company did not:

- Initiate, conduct and conclude loss mitigation or recovery actions within time frames or other requirements of the respective transaction agreements;

- Execute forbearance plans as required by the respective transaction agreements;

- Execute pre-foreclosure sales or short payoffs resulting from the acceptance of funds in an amount that is less than the total borrower indebtedness as required by the respective transaction agreements; and

-  Execute foreclosures as required by the respective transaction agreements.

  Management has concluded that, due to the above instances of material noncompliance, the Company did not comply with the servicing criteria set forth in Item 1122(d) of the SEC's Regulation AB as of and for the year ended December 31, 2006, for loans serviced by the Company that were included in publicly issued mortgage-backed security transactions issued on or after January 1,2006.

  New Century Financial Corporation's (New Century) audit committee has initiated an independent investigation into the issues giving rise to New Century's need to restate its 2006 interim financial statements, as well as the issues pertaining to New Century's valuation of residual interests in securitizations in 2006 and prior periods. This investigation has not yet been completed and, accordingly, we were not able to perform procedures necessary to complete our examination of New Century Mortgage Corporation's compliance with the servicing criteria set forth in Item 1122(d) of the SEC's Regulation AB for loans serviced by the Company that were included in publicly issued mortgage-backed security transactions issued on or after January 1, 2006. Had we been able to perform procedures necessary to complete our examination, additional instances of material noncompliance with the applicable servicing criteria may have been identified.

  Because of the restriction on the scope of our examination discussed in the preceding paragraph, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on whether New Century Mortgage Corporation is in compliance with the servicing criteria set forth in Item 1122( d) of the Securities and Exchange Commission's Regulation AB.

  New Century has disclosed that it has received numerous notices from lenders alleging that certain events of default have occurred as defined in certain Master Repurchase Agreements and other borrowing agreements, and that these lenders have accelerated New Century's obligation to repurchase all outstanding mortgage loans financed under those agreements and terminated those agreements. New Century has disclosed that, due to lack of liquidity, it has been unable to meet a number of those repurchase requests. As a result, New Century has elected to cease accepting loan applications from prospective borrowers.

  In addition, New Century has previously disclosed that it has received cease and desist orders from several states and entered into consent agreements with several of these states. The orders and consent agreements seek to restrict New Century and certain of its subsidiaries from taking certain actions, including, among others, engaging in alleged violations of state law and taking new applications for mortgage loans in the relevant jurisdictions. The orders and consent agreements also seek to cause the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold fees relating to pending applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by subsidiaries, and the provision of regular information to state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state. New Century also has disclosed that the State of New York has suspended its mortgage banking license in that state.

  New Century has received a Notice of Breach and Termination of Mortgage Selling and Servicing Contract from the Federal National Mortgage Association (Fannie Mae). In its notice, Fannie Mae purports to terminate its Mortgage Selling and Servicing Contract with New Century (the Fannie Mae Contract) for cause, based on alleged breaches of the Fannie Mae Contract as well as alleged breaches by New Century under other contracts with Fannie Mae. As a result of the termination, New Century is no longer able to sell mortgage loans directly to Fannie Mae or act as the primary servicer of any mortgage loans for Fannie Mae. New Century also notified the Federal Home Loan Mortgage Corp. (Freddie
  Mac) that it was voluntarily terminating its eligibility with Freddie Mac. As a result of this termination, New Century and its subsidiaries are no longer able to sell mortgage loans directly to Freddie Mac or act as the primary servicer of any mortgage loans for Freddie Mac.

  On April 2, 2007, New Century filed voluntary petitions (the Bankruptcy Filings) for reorganization under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). New Century will continue to operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Further, on April 2, 2007, New Century entered into an Asset Purchase Agreement with Carrington Capital Management, LLC and its affiliate (Carrington) for the sale of its servicing assets and servicing platform to Carrington. The consummation of the transaction is subject to approval by the Bankruptcy Court.

  The matters discussed in the four preceding paragraphs, including their respective resolution, raise substantial doubt about New Century's ability to continue as a going concern. Resolution of the uncertainty associated with New Century's ability to continue as a going concern may have a material and adverse effect on the Company's ability to fulfill its existing loan servicing obligations, including those associated with publicly issued mortgage-backed security transactions issued on or after January 1,2006.



/s/ KPMG

Costa Mesa, California
April 4, 2007






EX-34 (d)
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
10 Tenth Street, Northwest
Suite 1400
Atlanta, GA 30309-3851
Telephone (678) 419 1000
Facsimile (678) 419 1239
www.pwc.com


Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Assurant, Inc.:

We have examined management's assertion, included in the accompanying management's Report on Assessment of Compliance with 1122(d)(2)(vi) and 1122(d)(4)(xi) of Regulation AB Servicing Criteria, that American Security Insurance Company, Standard Guaranty Insurance Company and Safeco Financial Institution Solutions, Inc. (affiliates of Assurant Inc., collectively the "Asserting Party") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for all mortgage loan-tracking transactions for which the Asserting Party served as a Vendor on behalf of Servicers for such asset-backed securities transactions that were registered after January 1, 2006 with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform"), as of December 31, 2006 and for the year then ended, excluding (i) criteria 1122(d)(1)(i) through 1122 (d)(1)(iv) , 1122 (d)(2)(i) through 1122(d)(2)(v),
1122(d)(2)(vii), 1122(d)(3)(i) through 1122(d)(3)(iv), 1122(d)(4)(i) through
1122(d)(4)(x) and 1122(d)(4)(xiii) through 1122(d)(4)(xv), which the Asserting Party has determined are not applicable to the activities performed by it with respect to the Platform and (ii), criterion 1122(d)(4)(xii), which relates to servicing activities that are applicable to the Platform, but are excluded from the scope of management's assertion and are not reported on herein. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Asserting Party complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the Platform is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
February 23, 2007





EX-35 (a)
REG AB ITEM 1123 STATEMENT OF COMPLIANCE




I, Kevin Cloyd, hereby certify that I am a duly appointed Executive Vice President of New Century Mortgage Corporation (the "Servicer"), and further certify as follows:

1. This certification is being made pursuant to the terms of the Servicing Agreements or Pooling and Servicing Agreements, as applicable (collectively, the "Agreements"), listed on Appendix A attached hereto.

2. I have reviewed the activities of the Servicer during the reporting period and a review of the Servicer's performance under the Agreements has been made under my supervision and, to the best of my knowledge based on such review, the Servicer has fulfilled all of its obligations under the Agreements in all material respects throughout the reporting period, except as set forth on Appendix B attached hereto.

Capitalized terms not otherwise defined herein have the meanings set forth in the Agreements.



IN WITNESS WHEREOF, the undersigned has executed this Certificate as of April 4, 2007.

By: /s/ Kevin Cloyd
Name: Kevin Cloyd
Title: Executive Vice President





I, Joseph Tortorelli, a (an) Assistant Secretary of the Servicer, hereby certify that Kevin Cloyd is a duly elected, qualified, and acting Executive Vice President of the Servicer and that the signature appearing above is hislher genuine signature.

IN WITNESS WHEREOF, the undersigned has executed this Certificate as of April 4, 2007.

By: /s/ Joseph Tortorelli
Name: Joseph Tortorelli
Title: Assistant Secretary



APPENDIX A

1. NCHEL T 2006-1 - Servicing Agreement, dated as of March 30, 2006, among New Century Mortgage Home Equity Loan Trust 2006-1, as issuer, the Company, as servicer and Deutsche Bank National Trust Company, as indenture trustee.
2. NCHEL T 2006-2 - Servicing Agreement, dated June 29, 2006, among New Century Home Equity Loan Trust 2006-2, as issuer, the Company, as servicer and Deutsche Bank National Trust Company, as indenture trustee.
3. NCHEL T 2006-ALTI - Servicing Agreement, dated as of June 22,2006, among New Century Alternative Mortgage Loan Trust 2006-ALTl, as issuer, Wells Fargo Bank, N.A., as servicer, and Deutsche Bank National Trust Company, as indenture trustee.
4. NCHELT 2006-S1 - Servicing Agreement, dated as of February 27,2006, among New Century Home Equity Loan Trust 2006-S1, as issuer, the Company, as servicer, and Deutsche Bank National Trust Company, as indenture trustee.
5. CMLT 2006-1 - Pooling and Servicing Agreement, dated as of February 8, 2006, among Stanwich Asset Acceptance Company, LLC, as depositor, the Company, as servicer, and Deutsche Bank National Trust Company, as trustee.
6. CMLT 2006-2 - Pooling and Servicing Agreement, dated as of June 21, 2006, among Stanwich Asset Acceptance Company, LLC, as depositor, the Company, as servicer, and Deutsche Bank National Trust Company, as trustee.
7. CMLT 2006-3 - Pooling and Servicing Agreement, dated as of August 10,2006, among Stanwich Asset Acceptance Company, LLC, as depositor, the Company, as servicer, and Deutsche Bank National Trust Company, as trustee.
8. CMLT 2006-4 - Pooling and Servicing Agreement, dated as of September 28,2006, among Stanwich Asset Acceptance Company, LLC, as depositor, the Company, as servicer, and Deutsche Bank National Trust Company, as trustee.
9. CMLT 2006-5 - Pooling and Servicing Agreement, dated as of December 19,2006, among Stanwich Asset Acceptance Company, LLC, as depositor, the Company, as servicer, and Deutsche Bank National Trust Company, as trustee.
10. CMLTI 2006-NCl: Pooling and Servicing Agreement, dated as of June 1,2006, among Citigroup Mortgage Loan Trust Inc., as depositor, Wells Fargo Bank, N.A. as servicer, Citibank, N.A., as trust administrator and U.S. Bank, N.A., as trustee.
11. CMLTI 2006-NC2: Pooling and Servicing Agreement, dated as of September 1, 2006, among Citigroup Mortgage Loan Trust Inc., as depositor, Wells Fargo Bank, N.A. as servicer, Citibank, N.A., as trust administrator and U.S. Bank, N.A., as trustee.
12. CMLTI 2006-HE3: Pooling and Servicing Agreement, dated as of December 1,2006, among Citigroup Mortgage Loan Trust Inc., as depositor, Wells Fargo Bank, N.A., lP Morgan Chase Bank, N.A., Ocwen Loan Servicing LLC and Countrywide Home Loans Servicing LP as servicers, Citibank, N.A., as trust administrator and U.S. Bank, N.A., as trustee.
13. GSAMP 2006-NC2: Pooling and Servicing Agreement, dated as of June 1,2006, among GS Mortgage Securities Corp., as depositor, Ocwen Loan Servicing LLC, as servicer, and Deutsche Bank National Trust Company, as Trustee.



APPENDIX B



 Items of Material Non Compliance

 Servicing criteria 1122(d)(1)(ii)

  The Servicer did not have adequate policies and procedures in place to monitor the material servicing activities outsourced to the third party performing the initial processing of cash receipts at the lockbox.

 Servicing criteria 1122(d)(1)(iv)

 The Servicer did not maintain adequate fidelity bond coverage.

 Servicing criteria 1122(d)(2)(vii)(B)

  The Servicer did not complete bank account reconciliations within the time required.

 Servicing criteria 1122(d)(4) (vi)

  The Servicer did not review and approve changes to the terms or status of an obligor's pool asset as required by the respective transaction agreements and related pool asset documents.

 Servicing criteria 1122(d)(4) (vii)

 The Servicer did not:

* Initiate, conduct and conclude loss mitigation or recovery actions within time frames or other requirements of the respective transaction agreements;

* Execute forbearance plans as required by the respective transaction agreements;

* Execute pre-foreclosure sales or short payoffs resulting from the acceptance of funds in an amount that is less than the total borrower indebtedness as required by the respective transaction agreements; and

*   Execute foreclosures as required by the respective transaction agreements.

 Failure to receive reports required bv Item 1122 of Regulation AB

  The Servicer did not receive an Assessment of Compliance or an accompanying Attestation Report required by Item 1122(d) of Regulation AB from Union Bank of California, N.A., the vendor responsible for the initial processing of cash receipts at the lockbox, which is applicable to servicing criteria 1122(d)(2)(i) and 1122(d)(4)(iv).

  KPMG LLP, the Servicer's independent registered public accounting firm, has not completed its examination of the Servicer's compliance with the applicable servicing criteria set forth in Item 1122( d) of Regulation AB as of and for the year ended December 31, 2006. KPMG LLP's report dated April 4, 2007 on the Servicer's compliance with such servicing criteria disclaims an Opinion.